Form 10-Q
period 2010-05-31
Jago China Holding Ltd
filed 2010-07-15
CIK 1488580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53946

JAGO CHINA HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Nevada	27-2171009
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

Jiefang Road, Xinxing Commercial Plaza
Room 4712-15, Shenzhen, Guangdong
P.R. China 518000
(Address of principal executive offices)

+86-755-8246-3885
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 499,000 shares of common stock, par value $.001 per share, were outstanding as of July 14, 2010.

JAGO CHINA HOLDING LIMITED

- INDEX –

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of Jago China Holding Limited (“we”, “us”, “our” or the “Company”) for the interim periods presented.

The results for the period ended May 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2010.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	May 31, 2010	February 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$499	$-
Prepaid expenses	6,469	6,076

Total current assets	6,968	6,076

	$6,968	$6,076

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$1,000	$515

Total current liabilities	1,000	515

Promissory note due to related party	32,000	12,000

	33,000	12,515

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding at May 31, 2010	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized;
499,000 shares issued and outstanding at May 31, 2010 and no shares issued and outstanding at February 28, 2010	499	-

Deficit accumulated during development stage	(26,531)	(6,439)

Total stockholders’ deficiency	(26,032)	(6,439)

	$6,968	$6,076

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statement of Operations
(Unaudited)

		For the period from
		January 28, 2010
	Three months ended	(inception) through
	May 31, 2010	May 31, 2010

Revenue	$-	$-

Operating expenses
General and administrative expenses	20,092	26,531
Loss before income tax expense	20,092	26,531

Income tax expense	-	-

Net loss	$(20,092)	$(26,531)
Basic and diluted net loss per share	$(.07)
Weighted average numberof shares	303,739

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows
(Unaudited)

	For the three	For the period from
	months	January 28, 2010
	ended	(inception) through
	May 31, 2010	May 31, 2010

Cash flows from operating activities:
Net loss	$(20,092)	$(26,531)
Adjustment to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid	(393)	(6,469)
Accounts payable and accrued expenses	485	1,000

Net cash used in operating activities	(20,000)	(32,000)

Cash flows from financing activities:
Proceeds from sale of common stocks	499	499
Proceeds from promissory notes	20,000	32,000

Net cash provided by financing activities	20,499	32,499

Increase in cash and cash equivalents	499	499

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$499	$499

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Deficiency
For the period from January 28, 2010 (inception) through May 31, 2010

						Deficit
						Accumulated
	Preferred Common				Additional	During	Total
	Stock		Common Stock		Paid in	Development	Stockholders’
	Shares	Value	Shares	Value	Capital	Stage	Deficiency
Balance at the date of inception on January 28, 2010	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(6,439)	(6,439)

Balance at February 28, 2010	-	-	-	-	-	(6,439)	(6,439)

April 5, 2010 shares issued	-	-	499,000	499	-	-	499

Net loss	-	-	-	-	-	(20,092)	(20,092)

Balance at May 31, 2010 (Unaudited)	-	$-	499,000	$499	$-	$(26,531)	$(26,032)

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements

Note 1 - Organization and nature of Business

Jago China Holding Ltd. (the “Company”) was incorporated in the state of Nevada on January 28, 2010, with an authorized capital of 10,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 preferred stock, par value of $0.001, for the purpose of seeking investment opportunities. The Company has selected February 28 as its fiscal year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915. Those standards require the Company to disclose its activities since the date of inception.

Cash And Cash Equivalents

In accordance with ASC 230, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Loss Per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basis weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. On April 5, 2010, the Company issued 499,000 shares at par value for $499. Net loss per share for three months ended May 31, 2010 is $0.07 and net loss per share since inception is $0.09.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In Addition, ASC 740 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Note 2 - Summary of Significant Accounting Policies (Continued)

Fair Value Of Financial Instruments

The Company adopted the Financial Accounting Standards Board Fair Value Measurements, as it applies to its financial statements. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The standard establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. The standard requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity. The carrying amount of notes payable approximate their fair value, using level three inputs.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At May 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements would have a material effect on these accompanying financial statements, if adopted.

 Note 3 – Going Concern

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $26,531 as of May 31, 2010. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Income Taxes

There is no provision for income taxes for the period ended May 31, 2010 as the Company is a development stage enterprise and has incurred losses. At May 31, 2010 the Company had a net operating loss carryover of $26,531 available to reduce future taxable income and due to uncertainties, about the future realization of this benefit provided a valuation allowance equal to the possible future benefit of $3,000.

Note 5 – Promissory Note Due to Related Party

On February 22, 2010, the Company entered into a loan agreement with ALLGLAD Limited, a related party in the amount of $12,000. This note is non interest bearing  and due on or before the earlier of (i) February 21, 2014 or (ii)  the date that the Maker (or a wholly owned subsidiary of the Maker) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Maker would cease to be a shell company.

On March 31, 2010, the Company entered into a loan agreement with ALLGLAD Limited, a related party in the amount of $20,000. This note is non interest bearing  and due on or before the earlier of (i) March 30, 2015 or (ii)  the date that the Maker (or a wholly owned subsidiary of the Maker) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Maker would cease to be a shell company..

Note 6 – Capital Stock

On April 5, 2010, the Company issued 499,000 shares of Common stock, par value $.001 per share for a purchase price of $.001 per share, for an aggregate purchase price of $499.

Note 7 – Subsequent Event

The Company has evaluated subsequent events through the time of the filing of this report on Form 10-Q for the period ended May 31, 2010, and there are no major subsequent events need to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this report on Form 10-Q that are not historical are “forward-looking statements” which can be identified by the use of words such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. Such statements are based on current expectations that involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. As a result of many factors, such as future economic, competitive and market conditions and future business decisions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate.  You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements unless as requested by law. The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto.

Overview

We were incorporated in the State of Nevada on January 28, 2010. We were formed as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission (the “Commission”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the ‘Exchange Act’), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We are also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We do not currently engage in any business activities that provide cash flow.  During the next twelve months, we anticipate incurring costs related to:

(i)	Preparing audited annual, and unaudited quarterly, financial statements,
(ii)	filing Exchange Act reports, and
(iii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of additional amounts to be loaned by or invested in us by our stockholder, management or other investors. There can be no assurance that we will be able to obtain such loans or investments when required or on terms acceptable to our board of directors. We are in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. We also have no plans or arrangements to offer our debt or equity securities to investors. As a result, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly-traded corporation. Such perceived benefits of becoming a publicly-traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. We have not generated any revenue from January 28, 2010 (Inception) to May 31, 2010.  It is unlikely we will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

For the three months ended May 31, 2010 we had a net loss of $20,092. Net loss for the period from our inception through May 31, 2010 was $26,531. Such net losses were comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10.

Liquidity and Capital Resources

We will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our affiliates and other parties, and there can be no assurances that such parties will make any loans us. At May 31, 2010, we  had cash of $499 and working capital of $5,968.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the Commission and other regulatory requirements. We have nominal assets and have generated no revenues since inception. We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2010, we carried out an evaluation, under the supervision and with the participation of our sole executive officer who serves as both our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on January 28, 2010. *

3.2	By-Laws. *

10.1	Promissory Note dated March 31, 2010

10.2	Subscription Agreement*

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended May 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended May 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Commission on April 16, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 2010	JAGO CHINA HOLDING LIMITED

	By:	/s/ Yin Yin Shao
Yin Yin Shao
President and Treasurer
(Principal Executive Officer and
Principal Financial Officer)