Form 10-Q
period 2010-08-31
Jago China Holding Ltd
filed 2010-10-20
CIK 1488580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 499,000 shares of common stock, par value $.001 per share, outstanding as of October 14, 2010.

JAGO CHINA HOLDING LIMITED

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:		3

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of August 31, 2010 (Unaudited) and February 28, 2010	F-1

	Statements of Operations for the Three Months and Six Months Ended August 31, 2010, and for the Period from January 28, 2010 (Inception) through August 31, 2010	F-2

	Statements of Cash Flows for the Six Months Ended August 31, 2010, and for the Period from January 28, 2010 (Inception) through August 31, 2010	F-3

	Statements of Changes in Stockholders’ Deficiency for the Period from January 28, 2010 (Inception) through August 31, 2010	F-4

	Notes to Unaudited Financial Statements	F-5 to F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION:		7

Item 6.	Exhibits	7

Signatures		8

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

The results for the period ended August 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Post Effective Amendment No. 2 to Form 10 filed with the Securities and Exchange Commission (the “Commission”) on August 20, 2010, which the Commission stated that it does not have any further comments in a letter dated September 3, 2010.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	August 31, 2010	February 28, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,724	$-
Prepaid expenses	-	6,076

Total current assets	10,724	6,076

	$10,724	$6,076

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$18,436	$515
Due to shareholders	23,992	-

Total current liabilities	42,428	515

Promissory note due to related party	32,000	12,000

	74,428	12,515

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
no shares issued and outstanding at August 31, 2010 and at February 28, 2010
Common stock, $0.001 par value, 10,000,000 shares authorized;
499,000 shares issued and outstanding at August 31, 2010 and no shares issued and outstanding at February 28, 2010	499	-

Deficit accumulated during development stage	(64,203)	(6,439)

Total stockholders’ deficiency	(63,704)	(6,439)

	$10,724	$6,076

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations
(Unaudited)

			For the period from
			January 28, 2010
	Three months ended	Six months ended	(inception) through
	August 31, 2010	August 31, 2010	August 31, 2010

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	37,672	57,764	64,203
Loss before income tax expense	37,672	57,764	64,203

Income tax expense	-	-	-

Net loss	$(37,672)	$(57,764)	$(64,203)

Basic and diluted net loss per share	$(0.08)	$(0.12)

Weighted average shares outstanding – basic	499,000	499,000

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows
(Unaudited)

		For the period from
	For the six	January 28, 2010
	months Ended	(inception) through
	August 31, 2010	August 31, 2010

Cash flows from operating activities:
Net loss	$(57,764)	$(64,203)
Adjustment to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid	6,076	-
Accounts payable and accrued expenses	17,921	18,436

Net cash used in operating activities	(33,767)	(45,767)

Cash flows from financing activities:
Proceeds from sale of common stocks	499	499
Proceeds from promissory notes	20,000	32,000
Loan from shareholders	23,992	23,992

Net cash provided by financing activities	44,491	56,491

Increase in cash and cash equivalents	10,724	10,724

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$10,724	$10,724

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Changes in Stockholders’ Deficiency
For the period from January 28, 2010 (inception) through August 31, 2010

						Deficit Accumulated
	Preferred Common Stock		Common Stock		Additional Paid in	During Development	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Stage	Deficiency

Balance at the date of inception on January 28, 2010	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(6,439)	(6,439)

Balance at February 28, 2010	-	-	-	-	-	(6,439)	(6,439)

April 5, 2010 shares issued	-	-	499,000	499	-	-	499

Net loss	-	-	-	-	-	(20,092)	(20,092)

Balance at May 31, 2010 (Unaudited)	-	-	499,000	499	-	(26,531)	(26,032)

Net loss	-	-	-	-	-	(37,672)	(37,672)

Balance at August 31, 2010 (Unaudited)	-	$-	499,000	$499	$-	$(64,203)	$(63,704)

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to Unaudited Financial Statements

Note 1 - Organization and nature of Business

Jago China Holding Limited (the “Company”) was incorporated in the state of Nevada on January 28, 2010, with an authorized capital of 10,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 preferred stock, par value of $0.001, for the purpose of seeking investment opportunities.  The Company has selected February 28 as its fiscal year end.

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

Loss Per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basis weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. On April 5, 2010, the Company issued 499,000 shares at par value for $499. Net loss per share for three and six months ended August 31, 2010 is $0.08 and $0.12.

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

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

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

At August 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements would have a material effect on these accompanying financial statements, if adopted.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

Note 3 – Going Concern

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $64,203 as of August 31, 2010. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Income Taxes

There is no provision for income taxes for the period ended August 31, 2010 as the Company is a development stage enterprise and has incurred losses. At August 31, 2010 the Company had a net operating loss carryover of $64,203 available to reduce future taxable income and due to uncertainties, about the future realization of this benefit provided a valuation allowance equal to the possible future benefit of approximately $8,000.

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

Note 6 – Due to Shareholders

During the three months ended August 31, 2010, the Company received a loan at the amount of $23,992 from its sole shareholder for operations. Such loan is non-interest bearing and is payable on demand.

Note 7 – Capital Stock

On April 5, 2010, the Company issued 499,000 shares of Common stock, par value $.001 per share for a purchase price of $.001 per share, for an aggregate purchase price of $499.

At August 31, 2010, there were no shares of preferred stock and common stock issued.

Note 8 – Subsequent Event

The Company has evaluated subsequent events through the time of the filing of this report on Form 10-Q for the period ended August 31, 2010, and there are no major subsequent events need to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

We believe we will be able to meet these costs through use of additional amounts to be loaned by or invested in us by our stockholder, management or other investors.  However, we do not have any agreement, written or verbal, to obtain any such loans or investments, and there can be no assurance that we will be able to obtain such loans or investments when required or on terms acceptable to our board of directors.  We also have no plans or arrangements to offer our debt or equity securities to investors.  As a result, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

We are in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. We have not generated any revenue from January 28, 2010 (Inception) to August 31, 2010.  It is unlikely we will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

For the three months and six months ended August 31, 2010 we had a net loss of $37,672 and $57,764, respectively. Net loss for the period from our inception through August 31, 2010 was $64,203. Such net losses were comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 including its post effective amendments.

Liquidity and Capital Resources

We will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our affiliates and other parties, and there can be no assurances that such parties will make any loans us. At August 31, 2010, we  had cash of $10,724 and a working capital deficit of $31,704.

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

As of August 31, 2010, we carried out an evaluation, under the supervision and with the participation of our sole executive officer who serves as both our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on January 28, 2010. *

3.2	By-Laws. *

10.1	Subscription Agreement*

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended August 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended August 31, 2010.

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

Dated: October 20, 2010	JAGO CHINA HOLDING LIMITED

	By:	/s/ Yin Yin Shao
Yin Yin Shao
President and Treasurer
(Principal Executive Officer and
Principal Financial Officer)