Form 10-Q
period 2010-11-30
Jago China Holding Ltd
filed 2011-01-14
CIK 1488580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 499,000 shares of common stock, par value $.001 per share, outstanding as of January 14, 2011.

JAGO CHINA HOLDING LIMITED

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:		3

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of November 30, 2010 (Unaudited) and February 28, 2010	F-1

	Statements of Operations for the Three Months and Nine Months Ended November 30, 2010, and for the Period from January 28, 2010 (Inception) through November 30, 2010	F-2

	Statements of Cash Flows for the Nine Months Ended November 30, 2010, and for the Period from January 28, 2010 (Inception) through November 30, 2010	F-3

	Statements of Changes in Stockholder’s Deficiency for the Period from January 28, 2010 (Inception) through November 30, 2010	F-4

	Notes to Unaudited Financial Statements	F-5 to F-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7

Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION:		8

Item 6.	Exhibits	8

Signatures		9

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

The results for the period ended November 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Post Effective Amendment No. 2 to Form 10 filed with the Securities and Exchange Commission (the “Commission”) on August 20, 2010, which the Commission stated that it does not have any further comments in a letter dated September 3, 2010.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	November 30, 2010	February 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,767	$-
Prepaid expenses	-	6,076
Loan to shareholder	33,765	6,076

Total current assets	76,532	6,076

Liabilities and Stockholder’s Deficiency
Current liabilities:
Accounts payable and accrued expenses	$8,341	$515
Note payable - related party	115,005	-

Total current liabilities	123,346	515

Notes payable - related party - non current	32,000	12,000

Total liabilities	155,346	12,515

Stockholder’s deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
no shares issued and outstanding at November 30, 2010 and at February 28, 2010
Common stock, $0.001 par value, 10,000,000 shares authorized;
499,000 shares issued and outstanding at November 30, 2010 and no shares issued and outstanding at February 28, 2010	499	-

Deficit accumulated during development stage	(79,313)	(6,439)

Total stockholder’s deficiency	(78,814)	(6,439)

Total liabilities and shareholder’s deficiency	$76,532	$6,076

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations
(Unaudited)

	Three months		For the period from January 28, 2010 (inception)
	ended	Nine months ended	through
	November 30, 2010	November 30, 2010	November 30, 2010

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	15,110	72,874	79,313
Loss before income tax expense	(15,110)	(72,874)	(79,313)

Income tax expense	-	-	-

Net loss	$(15,110)	$(72,874)	$(79,313)

Basic and diluted net loss per share	$(0.03)	$(0.15)

Weighted average shares outstanding – basic and diluted	499,000	499,000

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows
(Unaudited)

		For the period from
	For the nine months Ended	January 28, 2010 (inception) through
	November 30, 2010	November 30, 2010

Cash flows from operating activities:
Net loss	$(72,874)	$(79,313)
Adjustment to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	6,076	-
Accounts payable and accrued expenses	7,826	8,341

Net cash used in operating activities	(58,972)	(70,972)
Cash flows from investing activities:
Loan to shareholders	(33,765)	(33,765)
Net cash used in by investing activities	(33,765)	(33,765)

Cash flows from financing activities:
Proceeds from sale of common stocks	499	499
Proceeds from promissory notes	20,000	32,000
Loan from related party	115,005	115,005
Net cash provided by financing activities	135,504	135,504

Increase in cash and cash equivalents	42,767	42,767

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$42,767	$42,767

See notes to unaudited financial statements.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Changes in Stockholder’s Deficiency
For the period from January 28, 2010 (inception) through November 30, 2010

	Preferred Common				Additional	Deficit Accumulated During	Total
	Stock		Common Stock		Paid in	Development	Stockholder’s
	Shares	Value	Shares	Value	Capital	Stage	Deficiency

Balance at the date of inception on January 28, 2010	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(6,439)	(6,439)

Balance at February 28, 2010	-	-	-	-	-	(6,439)	(6,439)

April 5, 2010 shares issued	-	-	499,000	499	-	-	499

Net loss	-	-	-	-	-	(20,092)	(20,092)

Balance at May 31, 2010 (Unaudited)	-	-	499,000	499	-	(26,531)	(26,032)

Net loss	-	-	-	-	-	(37,672)	(37,672)

Balance at August 31, 2010 (Unaudited)	-	-	499,000	499	-	(64,203)	(63,704)

Net loss	-	-	-	-	-	(15,110)	(15,110)

Balance at November 30, 2010 (Unaudited)	-	$-	499,000	$499	$-	$(79,313)	$(78,814)

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

Loss Per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basis weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. On April 5, 2010, the Company issued 499,000 shares at par value for $499. Net loss per share for three and nine months ended November 30, 2010 is $0.03 and $0.15.

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

At November 30, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements would have a material effect on these accompanying financial statements, if adopted.

Note 3 – Going Concern

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $79,313 and a working capital deficiency of $46,814 as of November 30, 2010. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Income Taxes

There is no provision for income taxes for the period ended November 30, 2010 as the Company is a development stage enterprise and has incurred losses. At November 30, 2010 the Company had a net operating loss carryover of $79,313 available to reduce future taxable income and due to uncertainties, about the future realization of this benefit provided a valuation allowance equal to the possible future benefit of approximately $9,000.

Note 5 – Loan To Shareholder

As of November 30, 2010, the Company’s sole shareholder borrowed $33,765 from the Company. This note is non interest bearing and due on or before the earlier of (i) October 30, 2011 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.

Note 6 – Notes Payable -Related Party

On February 22, 2010, the Company entered into a loan agreement with ALLGLAD Limited, a related party in the amount of $12,000. This note is non interest bearing and due on or before the earlier of (i) February 21, 2014 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.

On March 31, 2010, the Company entered into a loan agreement with ALLGLAD Limited, a related party in the amount of $20,000. This note is non interest bearing and due on or before the earlier of (i) March 30, 2015 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.

On November 1, 2010, the Company entered into a loan agreement with Surplus Elegant Investment Limited, a related party, in the amount of $115,005. This note is non interest bearing and due on or before the earlier of (i) October 30, 2011 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.

The balance due to related party as of November 30, 2010 is $147,005.

Note 7 – Capital Stock

On April 5, 2010, the Company issued 499,000 shares of common stock, par value $0.001 per share for a purchase price of $0.001 per share, for an aggregate purchase price of $499.

At November 30, 2010, there were no shares of preferred stock and common stock issued.

Note 8 – Subsequent Event

The Company has evaluated events subsequent to November 30, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements on Form 10-Q were issued for the period ended November 30, 2010, and concluded that there were no significant or material transactions to be disclosed.

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

We, based on proposed business activities, are a “blank check” company. The Securities and Exchange Commission (the “Commission”) defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the ‘Exchange Act’), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We are also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Our management has not had any preliminary contact or discussions with any representative of any entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. We have not generated any revenue from January 28, 2010 (Inception) to November 30, 2010.  It is unlikely we will have any revenues unless we are able to effect an acquisition or merger with an operating company, of which there can be no assurance.

For the three months and nine months ended November 30, 2010 we had a net loss of $15,110 and $72,874, respectively. Net loss for the period from our inception through November 30, 2010 was $79,313. Such net losses were comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 including its post effective amendments.

Liquidity and Capital Resources

We will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our affiliates and other parties, and there can be no assurances that such parties will make any loans us. At November 30, 2010, we  had cash of $42,767 and a working capital deficit of $46,814.

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

As of November 30, 2010, we carried out an evaluation, under the supervision and with the participation of our sole executive officer who serves as both our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 6.  Exhibits.

(a)         Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Promissory Note dated November 1, 2010.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended November 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended November 30, 2010.

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

Dated: January 14, 2011	JAGO CHINA HOLDING LIMITED

	By:	/s/ Yin Yin Shao
Yin Yin Shao
President and Treasurer
(Principal Executive Officer and
Principal Financial Officer)