Form 10-K
period 2011-02-28
Jago China Holding Ltd
filed 2011-05-31
CIK 1488580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ENDED FEBURARY 28, 2011

or

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-53946

JAGO CHINA HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Nevada	27-2171009

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Jiefang Road, Xinxing Commercial Plaza
Room 4712-15
Shenzhen, Guangdong
P.R. China 518000

 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  +86-755-8246-3885

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Exchange on which
to be so registered	each class is to be registered

Common Stock, par value $.001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☒     No   ☐

The number of outstanding shares of the registrant’s common stock, par value $0.001, on May 31, 2011 was 499,000.

Documents Incorporated by Reference:  None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED FEBURARY 28, 2011

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are discussed in our filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act“) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act“) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  If we are ever considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

ITEM 1.	BUSINESS

Business Development

Jago China Holding Limited (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on January 28, 2010.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an operating business.  At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company has selected February 28 as its fiscal year end.

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company.  The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its search for a potential target company to any specific business, industry or geographical location and, thus, we may acquire a company engaged in virtually any kind of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Ms. Yinyin Shao, the sole director and executive officer of the Company.  Ms. Shao has no prior experience in analyzing business opportunities or conducting business combinations, and has no prior experience in selling “blank check” companies to private operating businesses.  In carrying out her duties as an officer and director of the Company, Ms. Shao expects to consult with, and to seek guidance from, other individuals who she believes have greater business experience or professional competence than she has or have prior experience investing in companies that have merged with, or been acquired by, a U.S. blank check or shell company, including possibly, among others, Mr. Fengfu Jin and Ms. Huiling Shi, each of whom is a personal friend of Ms. Shao and is an investor in China-based companies that are publicly-traded in the United States.  Ms. Shao also may consult with, or seek guidance from the management and consultants employed by Surplus Elegant Investment Limited, a company of which Ms. Shao is the owner and a director that provides consulting services to China-based companies seeking to raise equity capital in the public markets outside of China.  Ms. Shao has no existing agreement or understanding with any such persons or entities to consult with, or render any advice to, Ms. Shao, and there can be no assurance that Ms. Shao will be able to obtain the advice or guidance of others in performing her duties as an officer or director of the Company.

In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

c)	Strength and diversity of management, either in place or scheduled for recruitment;

d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

f)	The extent to which the business opportunity can be advanced;

g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

h)	Other factors that management deems relevant.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.  In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of its Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

Our existing sole stockholder, and any other stockholders of the Company at the time we consummate an acquisition transaction, will likely not have control of a majority of the voting securities of the Company following an acquisition transaction.  As part of such a transaction, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by our existing sole stockholder, or any other stockholders of the Company at the time we consummate such transaction.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of our sole stockholder, or the holders of a majority of our outstanding equity securities if we have more than one stockholder at the time of such transaction.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We presently have no employees apart from our management.  Ms. Yin Yin Shao, our sole director and executive officer, anticipates that she will devote to our business, on average, less than two hours per week, until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.	RISK FACTORS

As we are a smaller reporting company, we are not required to provide this information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As we are a smaller reporting company, we are not required to provide this information.

ITEM 2.	PROPERTIES.

The Company neither rents nor owns any properties.  The Company utilizes the office space and equipment of Surplus Elegant Investment Limited, a consulting firm of which Ms. Yinyin Shao, our sole director and executive officer, is the owner and a director, at no cost to the Company.  Management estimates the value of such usage to be nominal.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

There are presently no material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not trading on any stock exchange nor is it reported by any quotation bureau. The Company is not aware of any market activity in its common stock since its inception through the date of this filing.

Holders

As of February 28, 2011, there was one record holder of an aggregate of 499,000 shares of our issued and outstanding common stock.

Dividend Policy

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On February 22, 2010, the Company issued a promissory note to Allglad Limited, a British Virgin Islands Company and related party to the Company (“Allglad”), in the principal amount of $12,000 in consideration of a loan made by Allglad to the Company to pay for start up and operating expenses.  The promissory note is non-interest bearing and is due on or before the earlier of (i) February 21, 2014 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act).  The note was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act on the basis that the offer and sale did not involve a public offering.

On March 31, 2010, the Company issued a promissory note to Allglad in the principal amount of $20,000 in consideration of a loan made by Allglad to the Company to pay for operating expenses.  The promissory note is non-interest bearing and is due on or before the earlier of (i) March 30, 2015 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act, as amended).  The note was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act on the basis that the offer and sale did not involve a public offering.

On April 5, 2010, the Company issued 499,000 shares of common stock to Ms. Juan Tao for a purchase price of $499.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act on the basis that the offer and sale did not involve a public offering and was limited to accredited investors.

On November 1, 2010, the Company issued a promissory note to Surplus Elegant Investment Limited, a related party, in the amount of $115,005 in consideration of a loan made by Surplus Elegant Investment Limited. This note is non interest bearing and due on or before the earlier of (i) October 30, 2011 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The note was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act on the basis that the offer and sale did not involve a public offering.

ITEM 6.	SELECTED FINANCIAL DATA.

As we are a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow.  During the next twelve months, we anticipate incurring costs related to:

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

The Company is in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates.  The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly-traded corporation. Such perceived benefits of becoming a publicly-traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of or merger with, an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to confirm its efforts to locate suitable acquisition candidate.

Net loss for the year ended February 28, 2011 was $81,032. Net loss for the period from January 28, 2010 (date of inception) to February 28, 2010 was $6,439. Net loss for the period from January 28, 2010 (date of inception) to February 28, 2011 was 87,471. Such losses were due to legal, accounting, audit and other professional fees incurred in relation to the preparation of the Company’s filings with the SEC.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholder or management, and there can be no assurances that its present stockholder or management will make any loans to the Company. At February 28, 2011 and 2011, the Company had cash of $29,014 and nil and working capital of $(54,972) and $5,561, respectively.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As we are a smaller reporting company, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our balance sheets, as of February 28, 2011 and 2010, and the related statements of operations, stockholder’s deficiency and cash flows for the year ended February 28, 2011, for the period from January 28, 2010 (inception) through February 28, 2010 and for the period from January 28, 2010 (inception) through February 28, 2011, together with the related notes and the reports of our independent registered public accounting firm, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with or changes in the Company’s independent auditors within the past two fiscal years that have not been previously reported.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our sole director and executive officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including Ms. Shao, our sole director and executive officer. Based upon that evaluation, Ms. Shao concluded that our disclosure controls and procedures were effective at February 28, 2011.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our sole director and executive officer, we conducted an evaluation of our internal control over financial reporting as of February 28, 2011, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 28, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below is the name and age of our sole director and executive officer at May 31, 2011, for the fiscal year ended February 28, 2011 along with her positions, offices and term:

Name	Age	Position
Ms. Yinyin Shao	47	Sole Director, President, Treasurer and Secretary

Ms. Yinyin Shao, the Company’s sole director and executive officer, has for more than the last five years not had any outside employment.  However, since December 2007, Ms. Shao has been the owner and a director of Surplus Elegant Investment Limited (“Surplus Elegant”), a company organized in the British Virgin Islands, that provides consulting services to privately-owned companies based in the People’s Republic of China that seek to raise equity capital in the public markets outside of China.  Ms. Shao also is the sole owner and director of Allglad Limited, a company organized in December 2007 as a personal investment company that has no active business operations.

Ms. Shao has no prior experience serving as an officer or director of a blank check company and only limited prior business experience in any other industry or field.  Ms. Shao’s qualifications to serve as a director of the Company are limited primarily to her experience serving as a director of Surplus Elegant.  In carrying out her duties as an officer and director of the Company, Ms. Shao expects to consult with, and to seek guidance from, other individuals who she believes have greater business experience or professional competence than she has or have prior experience investing in companies that have merged with, or been acquired by, a U.S. blank check or shell company, including possibly, among others, Mr. Fengfu Jin and Ms. Huiling Shi, each of whom is a personal friend of Ms. Shao and is an investor in China-based companies that are publicly-traded in the United States.  Ms. Shao also may consult with, or seek guidance from the management and consultants employed by Surplus Elegant.  Ms. Shao has no existing agreement or understanding with any such persons or entities to consult with, or render any advice to, Ms. Shao, and there can be no assurance that Ms. Shao will be able to obtain the advice or guidance of others in performing her duties as an officer or director of the Company.

The term of office of our director expires at our annual meeting of stockholders or until her successor is duly elected and qualified.  Our director is not compensated for serving as such. Our executive officer serves at the discretion of the board of directors.

Family Relationships

There are no family relationships among our director or executive officer.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our sole director and executive officer was not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer and director, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended February 28, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because Ms. Yinyin Shao is our sole executive officer involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

           The board of directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, and the board of directors does not currently have a chairman.  Ms. Yinyin Shao has served as our President and as sole director since inception.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

ITEM 11.	EXECUTIVE COMPENSATION

The Company’s sole director and executive officer, Ms. Yinyin Shao, has not received any cash remuneration or compensation since inception. She will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity.  Our sole director and executive officer intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The Company does not have a standing compensation committee or a committee performing similar functions, since our board of directors has determined not to compensate the sole director and executive officer until such time that the Company completes a reverse merger or business combination.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED  STOCKHOLDERS MATTERS

The following tables set forth certain information as of May 31, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

	Amount and Nature of	Percentage
Name and Address	Beneficial Ownership	of Class

Juan Tao	499,000	100%
1A Muk Min Tau Tsui Hang Tsuen STK NT Hong Kong

Yinyin Shao (1)	0	N/A
Jiefang Road, Xinxing Commercial Plaza Room 4712-15 Shenzhen, Guangdong P.R. China

All Officers and	0	N/A
Directors as a group
(1 individual)

(1) Yinyin Shao is President, Treasurer, Secretary and sole Director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 22, 2010, the Company issued a promissory note to Allglad, a company with no current business operations that is under common control with the Company, in the principal amount of $12,000 in consideration of a loan made by Allglad to the Company to pay for start up and operating expenses.  The promissory note is non-interest bearing and is due on or before the earlier of (i) February 21, 2014 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act).  Ms. Yinyin Shao, is the sole director and owner of Allglad.

On March 31, 2010, the Company issued a promissory note to Allglad in the principal amount of $20,000 in consideration of a loan made by Allglad to the Company to pay for operating expenses.  The promissory note is non-interest bearing and is due on or before the earlier of (i) March 30, 2015 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act).

On November 1, 2010, the Company entered into a loan agreement with Surplus Elegant, a related party, pursuant to which the Company borrowed the aggregate amount of $115,005. The loan is non interest bearing and is due on or before the earlier of (i) October 30, 2011 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act).

The Company will also reimburse its officers and directors for any out of pocket expenses incurred for providing services on the Company’s behalf.

As Ms. Shao, our sole director, is also an executive officer of the Company, we have no independent directors, as such term is defined in Rule 5605(a)(2) of NASDAQ.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Bernstein & Pinchuk LLP (B&P) is the Company‘s independent registered public accounting firm.

Audit Fees

For the years ended February 28, 2011 and 2010, we were billed approximately $7,500 and $10,763, respectively, for professional services rendered by B&P for the audit of our annual financial statements and reviews of our financial statements in our quarterly reports on Form 10-Q.

Audit-Related Fees

For the years ended February 28, 2011 and 2010, these were no fees billed by B&P for professional services rendered for audit related fees.

Tax Fees

We did not engage B&P to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage B&P to render services to us during the last two fiscal years, other than as reported above.

In the event that we should require substantial non-audit services, our board of directors would be required to approve such services and fees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Financial Statements

The following financial statements of JAGO CHINA HOLDING LIMITED and the Report of the Company’s Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of February 28, 2011 and 2010	F-3

Statements of Operations for the Year Ended February 28, 2011, for the Period from January 28, 2010 (inception) through February 28, 2010 and for the Period from January 28, 2010 (inception) through February 28, 2011
F-4

Statements of Cash Flows for the Year Ended February 28, 2011, for the Period from January 28, 2010 (inception) through February 28, 2010 and for the Period from January 28, 2010 (inception) through February 28, 2011
F-5

Statements of Stockholder’s Deficiency for the Period from January 28, 2010 (inception) through February 28, 2011	F-6

Notes to Financial Statements	F-7 - F-9

(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of May, 2011.

JAGO CHINA HOLDING LIMITED

By:	/s/ Yinyin Shao
Yinyin Shao
President, Treasurer and Secretary
(principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yinyin Shao	President, Treasurer and Secretary	May 31, 2011
Yinyin Shao	(principal executive officer and principal financial officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

As of the date of filing of this Annual Report on Form 10-K, we have not provided any annual report with respect to our last fiscal year or any proxy materials to our shareholders.  We intend to provide proxy materials to our shareholders with respect to our next annual meeting, and if we do so, we shall concurrently furnish such materials to the Securities and Exchange Commission.

JAGO CHINA HOLDING LIMITED
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended February 28, 2011

Exhibit No.	Description

3.1
Articles of Incorporation, as filed with the Nevada Secretary of State on January 28, 2010 (filed as an exhibit to our Form 10-12G, filed with the SEC on April 16, 2010, and incorporated herein by reference)

3.2	By-Laws dated April 13, 2010 (filed as an exhibit to our Form 10-12G, filed with the SEC on April 16, 2010, and incorporated herein by reference)

10.1	Subscription Agreement dated April 5, 2010 (filed as an exhibit to our Form 10-12G, filed with the SEC on April 16, 2010, and incorporated herein by reference)

10.2	Promissory Note dated February 22, 2010 (filed as an exhibit to our Form 10-12G, filed with the SEC on April 16, 2010, and incorporated herein by reference)

10.3	Promissory Note dated March 31, 2010 (filed as an exhibit to our Form 10-Q for the quarter ended May 31, 2010, filed with the SEC on July 15, 2010, and incorporated herein by reference)

10.4	Promissory Note dated November 1, 2010 (filed as an exhibit to our Form 10-Q for the quarter ended November 30, 2010, filed with the SEC on January 14, 2011, and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

JAGO CHINA HOLDING LIMITED

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of February 28, 2011 and 2010	F-3

Statements of Operations for the Year Ended February 28, 2011, for the Period from January 28, 2010 (inception) through February 28, 2010 and for the Period from January 28, 2010 (inception) through February 28, 2011
F-4

Statements of Cash Flows for the Year Ended February 28, 2011, for the Period from January 28, 2010 (inception) through February 28, 2010 and for the Period from January 28, 2010 (inception) through February 28, 2011
F-5

Statements of Stockholder’s Deficiency for the Period from January 28, 2010 (inception) through February 28, 2011	F-6

Notes to Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholder of Jago China Holding Limited

We have audited the accompanying balance sheets of Jago China Holding Limited (a development stage company) (“the Company”) as of February 28, 2011 and 2010, and the related statements of operations, changes in stockholder’s deficiency and cash flows for the year ended February 28, 2011, for the period from January 28, 2010 (inception) through February 28, 2010 and for the period from January 28, 2010 (inception) through February 28, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the year ended February 28, 2011, for the period from January 28, 2010 (inception) through February 28, 2010 and for the period from January 28, 2010 (inception) through February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has incurred significant losses from operations since its inception and has a working capital deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

May 31, 2011
New York, New York

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	February 28, 2011	February 28, 2010
Assets
Current assets:
Cash and cash equivalents	$29,014	$-
Prepaid expenses	-	6,076
Loan to shareholder	33,765	-

Total current assets	$62,779	$6,076

Liabilities and Stockholder’s Deficiency
Current liabilities:
Accounts payable and accrued expenses	$2,746	$515
Note payable - related party	115,005	-

Total current liabilities	117,751	515

Notes payable - related party - non current	32,000	12,000

Total liabilities	149,751	12,515

Stockholder’s deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized; 499,000 and 0 shares issued and outstanding at February 28, 2011 and 2010, respectively	499	-

Deficit accumulated during development stage	(87,471)	(6,439)

Total stockholder’s deficiency	(86,972)	(6,439)

Total liabilities and stockholder’s deficiency	$62,779	$6,076

See notes to financial statements

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

	For the year ended February 28, 2011	For the period from January 28, 2010 (inception) through February 28, 2010	For the period from January 28, 2010 (inception) through February 28, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	81,032	6,439	87,471
Loss before income tax expense	(81,032)	(6,439)	(87,471)

Income tax expense	-	-	-

Net loss	$(81,032)	$(6,439)	$(87,471)

Basic and diluted net loss per share	$(0.18)	$-

Weighted average shares outstanding – basic and diluted	451,019	-

See notes to financial statements

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

	For the year ended February 28, 2011	For the period from January 28, 2010 (inception) through February 28, 2010	For the period from January 28, 2010 (inception) through February 28, 2011

Cash flows from operating activities:
Net loss	$(81,032)	$(6,439)	$(87,471)
Changes in operating assets and liabilities:
Prepaid expenses	6,076	(6,076)	-
Accounts payable and accrued expenses	2,231	515	2,746
Net cash used in operating activities	(72,725)	(12,000)	(84,725)

Cash flows from investing activities:
Loan to shareholder	(33,765)	-	(33,765)
Net cash used in by investing activities	(33,765)	-	(33,765)

Cash flows from financing activities:
Proceeds from sale of common stocks	499	-	499
Proceeds from promissory notes	20,000	12,000	32,000
Loan from related party	115,005	-	115,005
Net cash provided by financing activities	135,504	12,000	147,504

Increase in cash and cash equivalents	29,014	-	29,014

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$29,014	$-	$29,014

Supplemental disclosure of cash flows information
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

See notes to financial statements

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Changes in Stockholder’s Deficiency
For the period from January 28, 2010 (inception) through February 28, 2011

	Preferred				Deficit Accumulated During	Total
	Common Stock		Common Stock		Development	Stockholder’s
	Shares	Value	Shares	Value	Stage	Deficiency

Balance at the date of inception on January 28, 2010	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	(6,439)	(6,439)

Balance at February 28, 2010	-	-	-	-	(6,439)	(6,439)

April 5, 2010 shares issued	-	-	499,000	499	-	499

Net loss	-	-	-	-	(81,032)	(81,032)

Balance at February 28, 2011	-	$-	499,000	$499	$(87,471)	$(86,972)

See notes to financial statements

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

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

Loss Per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. On April 5, 2010, the Company issued 499,000 shares at par value for $499. Basic and diluted net loss per share for the year ended February 28, 2011 was $0.18, as there were no common stock equivalents outstanding.

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

At February 28, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements would have a material effect on these accompanying financial statements, if adopted.

Note 3 – Going Concern

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $87,471 and a working capital deficiency of $54,972 as of February 28, 2011. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

 Note 4 – Income Taxes

There is no provision for income taxes for the year ended February 28, 2011 as the Company is a development stage enterprise and has incurred losses. At February 28, 2011 the Company had a net operating loss carryover of $87,471 available to reduce future taxable income and due to uncertainties, about the future realization of this benefit provided a valuation allowance equal to the possible future benefit of approximately $11,000.

Note 5 – Loan To Shareholder

As of February 28, 2011, the Company’s sole shareholder borrowed $33,765 from the Company for the purpose of setting up off-shore structure. This loan is non-interest bearing and due on or before the earlier of (i) October 30, 2011 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.

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

The balance due to related party as of February 28, 2011 and 2010 was $147,005 and $12,000, respectively.

Note 7 – Capital Stock

On April 5, 2010, the Company issued 499,000 shares of common stock, par value $0.001 per share for a purchase price of $0.001 per share, for an aggregate purchase price of $499.

At February 28, 2011 and 2010, there were no shares of preferred stock and common stock issued.

Note 8 – Subsequent Event

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.