Form 10-Q
period 2011-05-31
Jago China Holding Ltd
filed 2011-07-15
CIK 1488580

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 499,000 shares of common stock, par value $.001 per share, outstanding as of July 14, 2011.

JAGO CHINA HOLDING LIMITED

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:		3

Item 1.	Financial Statements	3

	Balance Sheets as of May 31, 2011 (Unaudited) and February 28, 2010	F-1

	Statements of Operations for the Three Months Ended May 31, 2011 and 2010, and for the Period from January 28, 2010 (Inception) through May 31, 2011 (Unaudited)	F-2

	Statements of Cash Flows for the Three Months Ended May 31, 2011 and 2010, and for the Period from January 28, 2010 (Inception) through May 31, 2011 (Unaudited)	F-3

	Statements of Changes in Stockholder’s Deficiency for the Period from January 28, 2010 (Inception) through May 31, 2011 (Unaudited)	F-4

	Notes to Unaudited Financial Statements	F-5 to F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION:		6

Item 6.	Exhibits	6

Signatures		7

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

The results for the period ended May 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 31, 2011.

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	May 31, 2011	February 28, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,161	$29,014
Loan to shareholder	33,765	33,765

Total current assets	$58,926	$62,779

Liabilities and Stockholder’s Deficiency
Current liabilities:
Accounts payable and accrued expenses	$10,452	$2,746
Note payable - related party	115,005	115,005

Total current liabilities	125,457	117,751

Notes payable - related party - non current	32,000	32,000

Total liabilities	157,457	149,751

Stockholder’s deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized;
499,000 shares issued and outstanding at May 31, 2011 and February 28, 2011, respectively	499	499

Deficit accumulated during development stage	(99,030)	(87,471)

Total stockholder’s deficiency	(98,531)	(86,972)

Total liabilities and stockholder’s deficiency	$58,926	$62,779

See notes to financial statements

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations
(Unaudited)

			For the period from January 28, 2010
	Three months ended	Three months ended	(inception) through
	May 31, 2011	May 31, 2010	May 31, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	11,559	20,092	99,030
Loss before income tax expense	(11,559)	(20,092)	(99,030)

Income tax expense	-	-	-

Net loss	$(11,559)	$(20,092)	$(99,030)

Basic and diluted net loss per share	$(0.02)	$(0.07)

Weighted average shares outstanding – basic and diluted	499,000	303,739

See notes to financial statements

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows
(Unaudited)

			For the period from
	For the three months ended	For the three months ended	January 28, 2010 (inception) through
	May 31, 2011	May 31, 2010	May 31, 2011

Cash flows from operating activities:
Net loss	$(11,559)	$(20,092)	$(99,030)
Changes in operating assets and liabilities:
Prepaid expenses	-	(393)	-
Accounts payable and accrued expenses	7,706	485	10,452

Net cash used in operating activities	(3,853)	(20,000)	(88,578)

Cash flows from investing activities:
Loan to shareholder	-	-	(33,765)
Net cash used in investing activities	-	-	(33,765)

Cash flows from financing activities:
Proceeds from sale of common stocks	-	499	499
Proceeds from promissory notes	-	20,000	32,000
Loan from related party	-	-	115,005
Net cash provided by financing activities	-	20,499	147,504

Increase in cash and cash equivalents	(3,853)	499	25,161

Cash and cash equivalents at beginning of period	29,014	-	-

Cash and cash equivalents at end of period	$25,161	$499	$25,161

Supplemental disclosure of cash flows information
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

See notes to financial statements

JAGO CHINA HOLDING LIMITED
(A DEVELOPMENT STAGE COMPANY)

Statements of Changes in Stockholder’s Deficiency
For the period from January 28, 2010 (inception) through May 31, 2011

	Preferred Common				Deficit Accumulated During	Total
	Stock		Common Stock		Development	Stockholder’s
	Shares	Value	Shares	Value	Stage	Deficiency

Balance at the date of inception on January 28, 2010	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	(6,439)	(6,439)

Balance at February 28, 2010	-	-	-	-	(6,439)	(6,439)

April 5, 2010 shares issued	-	-	499,000	499	-	499

Net loss	-	-	-	-	(81,032)	(81,032)

Balance at February 28, 2011	-	-	499,000	499	(87,471)	(86,972)

Net loss	-	-	-	-	(11,559)	(11,559)

Balance at May 31, 2011 (Unaudited)	-	$-	499,000	$499	$(99,030)	$(98,531)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended February 28, 2011 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2011.

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

Loss Per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. On April 5, 2010, the Company issued 499,000 shares at par value for $499. Basic and diluted net loss per share for the three months ended May 31, 2011 and 2010 was $0.02 and $0.07, respectively.

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

At May 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements would have a material effect on these accompanying financial statements, if adopted.

Note 3 – Going Concern

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $99,030 and a working capital deficiency of $66,531 as of May 31, 2011. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Income Taxes

There is no provision for income taxes for the three months ended May 31, 2011 and 2010 as the Company is a development stage enterprise and has incurred losses. At May 31, 2011 the Company had a net operating loss carryover of $99,030 available to reduce future taxable income. Due to uncertainties about the future realization of this benefit, the Company provided a valuation allowance equal to the possible future benefit.

Note 5 – Loan To Shareholder

As of May 31, 2011, the Company’s sole shareholder borrowed $33,765 from the Company for the purpose of setting up off-shore structure. This loan is non-interest bearing and due on or before the earlier of (i) October 30, 2011 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.

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

The balance due to related party as of May 31, 2011 was $147,005.

Note 7 – Capital Stock

On April 5, 2010, the Company issued 499,000 shares of common stock, par value $0.001 per share for a purchase price of $0.001 per share, for an aggregate purchase price of $499.

Note 8 – Subsequent Event

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

We, based on proposed business activities, are a “blank check” company. The Securities and Exchange Commission (the “Commission”) defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We are also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. We have not generated any revenue from January 28, 2010 (the date of our inception) to May 31, 2011.  It is unlikely we will have any revenues unless we are able to effect an acquisition or merger with an operating company, of which there can be no assurance.

For the three months ended May 31, 2011 we had a net loss of $11,559. Net loss for the period from our inception through May 31, 2011 was $99,030. Such net losses were comprised exclusively of legal, accounting, audit, and other professional fees incurred in connection with the preparation of the Company’s filings with the Commission.

Liquidity and Capital Resources

We will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our affiliates and other parties, and there can be no assurances that such parties will make any loans us. At May 31, 2011, we had cash of $25,161 and a working capital deficit of $66,531.

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

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our sole executive officer who serves as both our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 6.  Exhibits.

(a)         Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended May 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended May 31, 2011.

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

Dated: July 15, 2011	JAGO CHINA HOLDING LIMITED

	By:	/s/ Yin Yin Shao
Yin Yin Shao
President and Treasurer
(Principal Executive Officer and
Principal Financial Officer)